Form 10KSB
period 1996-12-31
U S MEDICAL PRODUCTS INC
filed 1997-04-17
CIK 919168

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                                ANNUAL REPORT
(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee required)
                For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
          For the transition period from ____________ to _________

                       Commission file number 1-12954

                         US MEDICAL PRODUCTS, INC.
             (Name of small business issuer in its charter)

                   TEXAS                               74-2599718
          (State of incorporation)          (IRS Employer Identification No.)

            12201 TECHNOLOGY BOULEVARD, SUITE 100, AUSTIN, TEXAS   78727
            (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (512) 257-8787

      Securities registered pursuant to Section 12(b) of the Exchange Act:

       Title of each class      Name of each exchange on which listed

          Common Stock                       Boston
          Warrants                           Boston

Securities registered pursuant to Section 12(g) of the Exchange Act:   None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.             Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1996, were $4,149,660.

The aggregate market value of voting stock held as of March 21, 1996, was approximately $3,899,418.

                                    PART I

     US Medical Products, Inc., a Texas corporation (the "Company"), has entered into merger negotiations with Metrax Medical, Inc., a Delaware corporation ("Metrax Medical"), which owns 80% of the Company's Common Stock. Metrax Medical is a privately held company that owns 100% of Metrax GmbH, a German based medical products company that develops, manufactures and internationally distributes professional medical products and consumer wellness products. Upon consummation of the merger, the Company anticipates that Metrax Medical will be merged with and into the Company, with the Company remaining as the surviving entity to continue the operations of Metrax Medical. The Company also intends to change its name to Metrax International, Inc. The Company also is currently negotiating to sell substantially all of its existing assets to Hayes Medical, Inc., a California corporation ("Hayes Medical").

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Company was formed in March 1991, to develop, manufacture and market medical and surgical products at prices lower than those of competing products. Its products are joint reconstructive devices, namely the Consensus-Registered Trademark- Knee, Hip and Bipolar Systems (the "Consensus Products"), consisting of prostheses that replace all or a part of the patient's diseased or fractured joint, together with the specialized surgical instruments used to implant these devices. The Consensus Products are designed to be substantially equivalent to other highly featured joint replacement systems on the market. However, both the implant devices and surgical instruments comprising the Consensus Products incorporate certain distinctive features designed to accommodate the preferences of orthopedic surgeons.

     The Company's Consensus Products are designed to be substantially similar in overall design to devices currently marketed in the United States. Therefore, the Company is required only to obtain a finding of substantial equivalence from the FDA under 510(k) regulations. Typically, surgical instruments do not require submission to the FDA prior to domestic marketing; however, the Company has filed 510(k) submissions with respect to certain aspects of its instruments.

PRODUCT BACKGROUND

     Joint prostheses replace joint structures damaged by disease or trauma. Prostheses for hips and knees, and to a lesser extent, shoulders, elbows, wrists and fingers, provide mobility and pain relief, primarily to patients suffering from degenerative or rheumatoid arthritis or, in some cases, from fractures. The procedure has become most common in the treatment of conditions of the hip and knee and involves the implantation of devices into the joint to replace degenerated articular surfaces.

     Significant advances have been made in the past two decades in the technology and techniques of joint replacement. Total hip endoprostheses and total knee implant prostheses are typically comprised of metallic, ceramic and high density polyethylene components. For example, in a hip replacement, the femoral head and neck are replaced by metal parts and the hip socket or acetabulum is replaced by a plastic cup typically strengthened by a metal backing. These various implant components are affixed to adjoining bones either by a chemical bone cement or by biological attachment to the implant. The product life of an implant within the body varies with several factors, but generally averages 7 to 12 years, although recent improvements in product and surgical techniques have yielded anticipated useful lives in the 15-year range. The principal causes of implant failure are the loosening of the implant over time and polyethylene wear. Many of the technological improvements in surgical techniques and implant designs in recent years have focused upon various means of reducing component loosening and wear.

     Medicare beneficiaries, persons 65 and older, are the primary group undergoing joint implantation surgery. Surgeons, rather than patients, generally have been the decision makers in choosing the device to be used. Patient activity demand levels and age also play an important part in the type of implant selected. Hospitals, the primary purchasers of the devices, typically rely on a predetermined rate of reimbursement from third party payors for the procedures using the implant devices. Because of increasing cost pressures, hospitals have begun to influence surgeon choice to the extent that cost issues are involved.

THE CONSENSUS JOINT IMPLANT SYSTEMS

     The Company's Consensus-Registered Trademark- Bipolar, Consensus Hip System and Consensus Knee System were being marketed internationally and domestically. The Consensus Knee System was first introduced to the domestic market in the third quarter of 1995 and to the international market in the fourth quarter of 1994. Line extensions such as the small size All-Poly Patellar Component, No-Hole Acetabular Shell, All-Poly Acetabular Cup and Unipolar were released in the first half of 1996.

     THE CONSENSUS BIPOLAR SYSTEM. The Consensus Bipolar System consists of a partial hip replacement prosthesis and related surgical instruments. A bipolar prosthesis is an endoprosthetic device typically used, together with a femoral stem prosthesis, in the case of a fracture of the neck/head area of the femur. This is usually referred to as a hip fracture and may lead to the degeneration of the femoral head tissue due to the loss of blood supply to the femoral head. To correct this problem, the surgeon typically will replace only the affected side of the joint, (i.e., the femoral side), leaving the natural cartilage of the acetabulum intact. This requires the use of a bipolar hip implant to replace the natural femoral head, allowing for the implant to articulate with the natural cartilage of the acetabulum. The bipolar device derives its name from the fact that it is characterized by its two different articulating surfaces, one at the femoral head component/bipolar insert interface (primary articulation), and the other at the bipolar head component/acetabulum interface (secondary articulation), increasing the range of motion and wear characteristics.

     The Company received a patent on the Consensus-Registered Trademark-Bipolar locking feature, which securely joins the polyethylene insert to the bipolar head, yet allows ease of separation and removal if necessary. The patent affords the Company the opportunity to license this product to other companies as well as marketing the product through the Company's existing methods.

     On December 11, 1995, the Company entered into a cross-licensing agreement with Stelkast, Inc., which grants Stelkast a non-exclusive, non-transferable, worldwide license under the Company's patent to purchase goods or manufacture the Consensus Bipolar and to market and distribute under the Stelkast name. In return, the agreement grants the Company a non-exclusive, non-transferable, worldwide license to purchase goods or manufacture the Stelkast Unipolar head and all-poly cup and to market and distribute under the Company's brand name.

     THE CONSENSUS HIP SYSTEM. The Consensus Hip System consists of a Consensus Primary Hip and related surgical instruments. A Consensus Hip typically is used in the case of degenerative or rheumatoid arthritis, where the cartilage in the joint area is worn, causing the painful rubbing of bone against bone. The Consensus Hip derives its name from the fact that all the articulating surfaces of the hip are replaced by the use of artificial joints or implant devices. The Consensus Hip implants consist of various components that are assembled at the time of surgery to best fit the patient's anatomy. The principal components of the Consensus Hip are the acetabular shell, the acetabular insert, the femoral stem and the femoral head.

     The Consensus Hip System includes five variations of the femoral stem:
(i) Cobalt Chrome ("CoCr") Collared Stem for cemented application, (ii) Titanium ("Ti") Collarless Non Porous Stem for press fit application, (iii) Hydroxyapatite ("HA") Ti Collarless Non Porous Stem for press fit application, (iv) Porous Coated Collared Ti Stem for press fit application and (v) Porous Coated Collarless Ti Stem for press fit application. All stem types use a common set of hip instrumentation.

     A FDA 510(k) finding of substantial equivalence of the Consensus Primary Hip with a cobalt chrome femoral stem was received on July 21, 1993. The Company began international marketing of its Consensus Hip System in mid-1992 and began domestic marketing in July, 1993. On May 18, 1994, the Company received a FDA finding of substantial equivalence for its titanium femoral stem for use with the Consensus Primary Hip, and added this product to marketing at that time. Additional substantial equivalence findings were issued by the FDA, for the HA-coated stem on July 18, 1994, and for the porous coated femoral stem on August 18, 1994. These additional Consensus Hip System devices respectively use (i) Ti as the primary metal in the femoral stem, (ii) a porous Ti coating to facilitate bone ingrowth into the implant, and (iii) a HA coating, which is reported to promote bone apposition (attachment). The Company has also received U.S. patents for two of the surgical instruments developed for use in the implantation of the Consensus Hip System.

     THE CONSENSUS-Registered Trademark -KNEE SYSTEM. The Consensus Knee System consists of the Consensus Primary Knee and related surgical instruments. The Consensus Primary Knee is used in primary surgical cases of osteoarthritis or rheumatoid arthritis where the cartilage in the joint area is worn, causing painful rubbing of bone against bone and malalignment of the joint. The articulating surfaces of the knee are resurfaced with metallic and polyethylene components. The Consensus Knee System consists of various components which are assembled at the time of surgery to best fit the patient's anatomy. The principal components of the Consensus Knee System are the knee femoral component, the tibial baseplate, the polyethylene tibial insert and the patella. The femoral and tibial components are available in porous coated and non porous configurations to meet varied surgeon preferences.

     In September, 1994, the Company received a FDA 510(k) finding of substantial equivalence for the Consensus Knee implants. The Company began limited preliminary implantation of the Consensus Knee in 1994. The system became fully available domestically and internationally in the fourth quarter of 1995.

     The Company received a U.S. Patent for the Consensus Knee Stemmed Tibial Baseplate and has filed for patents on certain features of the Consensus Knee System instruments. These instruments are used in the preparation and alignment of the bony anatomy of the tibia and patella.

     The FDA has determined that the Consensus-Registered Trademark- Bipolar, Consensus Hip and Consensus Knee Systems are substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976. This determination has enabled the Company to market these products domestically in interstate commerce. The Company currently has other line extensions to these primary systems that have been cleared by the FDA for determination of substantial equivalence. These devices include the Posterior Stabilized Knee, PCL Substituting Tibial Insert, All-Poly Tibia, and the No-Hole Acetabular Shell.

MARKETING

     The Company had implemented its marketing strategy domestically by contracting with sales agents and distributors experienced in orthopedic device sales. At December 31, 1996, the Company had entered into agreements with eight agents and one distributor in the United States. International agreements existed for distribution in four European markets. In early 1996, the Company also entered into agreements with four additional agents in the United States as well as an agreement to distribute products to the government of Poland. The Company had contracts for domestic distribution in Texas, Ohio, Oregon, Pennsylvania, Florida, Arizona, Nevada, New Jersey, Oklahoma, and Louisiana. International distribution contracts existed covering Germany, Switzerland, Italy, Turkey, and Mexico. In November, 1996, the Company's Consensus Knee System was approved for sale in Canada. On January 15, 1997, the Company entered into an exclusive domestic distribution agreement with the Distributor. On February 1, 1997, this agreement extended to worldwide distribution.

     During 1996, the Company consigned inventory to its domestic sales
agents and sold its products to distributors.   At the time of every implant
procedure, the surgeon must have access to a wide array of product components and sizes in order to ensure optimal fit of the implant. Therefore, each distributor and sales representative must maintain an extensive inventory. Distributors generally pay for their inventory on standard terms. Products sold through sales agents and representatives, in accordance with industry practice, were typically paid for by the purchasing hospital only when actually used. As a result, the Company was required to produce inventory for which it received payment substantially after the product was manufactured and shipped. Under the current worldwide distribution agreement, all inventory is sold to one distributor and payments are made on standard terms.

MANUFACTURING

     The Company's Consensus-Registered Trademark- Products are required to be manufactured in compliance with applicable regulatory requirements and at acceptable costs. Many of the Company's competitors rely on third party manufacturers to produce and assemble some or all of the components of their products. The Company does not manufacture or assemble the components of its products, although the Company generally inspects, cleans, packages and verifies sterilization of its products at its own facilities. Currently, approximately 15 primary vendors produce various components of the Company's products to its specifications. The Company depends, to a material degree, upon its ability to contract with third parties to manufacture the Company's products according to the Company's designs and specifications, in accordance with applicable regulations, and at a unit cost to the Company that will permit the Company to market its products at an acceptably competitive purchase price to its customers.

QUALITY CONTROL

     The Company requires that all such third-party manufacturers exercise quality control procedures that meet or exceed applicable FDA regulatory requirements. Required product testing has been performed by an independent third-party vendor and by the Company, with final product inspection, cleaning, packaging and overall quality control procedures generally being performed internally by the Company's own personnel. Product sterilization is performed by outside vendors and verified by the Company. Such sterilization services are readily available.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of medical devices such as the Company's Consensus Products. Existing laws and regulations, particularly those regarding FDA product approvals and the administration of the Medicare and state health care programs, have a direct bearing upon the operations of the Company.

     PRODUCT REGULATION. Medical devices such as those produced by the Company must be approved by the FDA prior to being marketed domestically. In addition, some foreign markets require FDA approval prior to approval for marketing in those countries. Depending upon its nature and intended use, a new device, unless investigational, will be subject to the 510(k) regulations or the Premarket Approval regulations of the FDA. Similar regulations are administered by the health authorities of many foreign countries and must be complied with before medical products can be marketed in those countries.

     Medical products that are deemed to be substantially equivalent to products already available in the marketplace are eligible for clearance in the United States under the FDA's 510(k) regulations. This process involves a submission to the FDA demonstrating the requisite substantial equivalency of the product to products already available in the marketplace. After introduction of a new medical device, the FDA requires in some cases that the manufacturers and distributors of the device exercise continuing "post-market surveillance" to provide early warning of problems that arise from the use of the device. Accordingly, the Company may be required to maintain procedures to monitor and report any complaints or other evidence of product defects or problems that arise after its products are sold and implanted. The Company is continuing its implementation of computer-based systems designed to support compliance with all applicable post-market surveillance requirements.

     REGULATION OF MANUFACTURING. The current products of the Company are subject to FDA regulations, which, among other things, require adherence to strict quality control procedures, including conformance to Good Manufacturing Practices ("GMPs"), ISO 9001, EN 46001, and MDD Annex II.
These regulations require documentation of all aspects of the manufacturing process to demonstrate that products are made by a "controlled" process which ensures consistency and reliability of the end product. On August 2, 1996, the Company successfully completed a certification assessment of their quality system implementation resulting in the Company being ISO 9001, EN 46001, and Medical Devices Directive Annex II and Annex V certified.
Products are also required to be tested according to regulated procedures to ensure that quality standards are maintained. The Company's contracts with third parties to manufacture and test its products require that such procedures be performed in accordance with all applicable regulatory requirements.

     The FDA conducts periodic inspections or audits of medical device manufacturers to determine compliance with GMPs. The failure of a medical device manufacturer to be able to show that it has adequately complied with GMPs can result in penalties or enforcement proceedings being imposed. These procedures may include a recall of a product or a "cease distribution" order which would require the manufacturer to direct its distributors and sales agents to stop selling its products, both domestically and internationally.

THIRD PARTY COVERAGE, REIMBURSEMENT AND RELATED HEALTH CARE REGULATIONS

     The market for the Company's products is affected significantly by the amount which Medicare or other governmental third party payors, and private insurance companies, will reimburse physicians, hospitals and other providers for procedures using the Company's products. The health care industry has changed dramatically in reaction to changes in third party reimbursement systems designed to contain health care costs. Relevant third party reimbursement issues include whether the procedures using the Company's products will continue to be covered procedures and, if so, the level of reimbursement which will be allowable.

     Each state Medicaid program has individual requirements that affect coverage and reimbursement decisions for certain health care providers and recipients. Private insurance companies also set their own coverage and reimbursement policies. Private insurance companies and state Medicaid programs are influenced by the Health Care Financing Administration ("HCFA") requirements which are established for the federal Medicare program.

     The market for the Company's products is also materially affected by the amount of reimbursement provided by third party payors to hospitals for procedures performed using such products. Reimbursement rates from private insurance companies vary depending upon the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare generally reimburses hospitals that are expected to purchase the Company's products for their operating costs for inpatients on a prospectively-determined fixed amount for the costs associated with an inpatient hospital stay based on the patient's discharge diagnosis, regardless of the actual costs incurred by the hospital in furnishing care. The willingness of hospitals to purchase the Company's products could be materially and adversely affected if such purchasers determine that the payment amount to be received for the procedures for which the Company's products are used would be inadequate to cover the hospitals' costs associated with performing such procedures, or that the use of the Company's products is less profitable than using an alternative procedure or product for the same condition.

     The Company intends to incorporate in each of its new products design features and materials which have generally become standardized in the current market for implant products and which do not infringe upon the proprietary rights of competing firms. The Company anticipates, although there can be no assurance, that, like its Consensus Bipolar, Hip, and Knee Systems, other new products will be determined to be "substantially equivalent" to other similar products already available on the market.

SCIENTIFIC ADVISORY BOARD; RESEARCH AND  DEVELOPMENT

     The Company's Scientific Advisory Board ("SAB") is presently comprised of 6 orthopedic surgeons who consult with the Company on product design and marketing issues.

     The Company's research and development activities are conducted primarily by the Company's Engineering staff. As of December 31, 1996, the Engineering staff consisted of one product development engineer, one engineering designer and three design drafters. Occasionally, the Company contracts with outside researchers and engineers on a specific project.

PROPRIETARY INFORMATION AND PATENTS

     The Company has filed for United States patents with the United States Patent and Trademark Office relating to specialized design features of its products. Five patents have been awarded to date and one other is pending. The patents granted to date include one relating to the placement of the stem on the Tibial Baseplate of the Consensus-Registered Trademark- Knee System, two for surgical instruments for the Consensus Hip System, one for the locking feature of the Consensus Bipolar Component, and one for a surgical instrument for the Consensus Knee System.

     The Company is unaware of the existence of any claim made by a third party of patent infringement with respect to its products. However, no assurance can be given that challenges to Company patents, if granted, or claims will not be asserted in the future. Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent.

     The Company requires each of its employees, consultants and advisors to execute a confidentiality and assignment of proprietary rights agreement upon the commencement of an employment or consulting relationship with the Company. These arrangements generally provide that all inventions, ideas, and improvements made or conceived by the individual arising out of their employment or consulting relationship shall be the exclusive property of the Company. This information shall be kept confidential and not disclosed to third parties except by consent of the Company or in other specified circumstances. There can be no assurance, however, that these agreements will provide effective protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

COMPETITION

     Competition in the overall domestic joint replacement market has increased substantially in recent years. At present more than fifteen companies participate in the market in varying degrees. Based upon market audits conducted in 1995 by MediFacts International, the two largest vendors, Zimmer, Inc. (Bristol Meyers Squibb) and Howmedica, held market shares of approximately 17% and 12%, respectively, with the next four largest companies in the field holding a combined market share of approximately 39%. With some variation in market shares, all of the major competitors in the overall joint replacement market compete both in the market for total hip and total knee products.

     The international market for joint prostheses involves a number of competitive companies. Companies based in the United States hold a large part of the world market share. In Europe, Protek, Ltd. (a Swiss subsidiary of Sulzer-Medica) is one of the largest vendors. Other large vendors include Howmedica, Inc. and Zimmer, Inc. Kyocera Corp. is the largest Japanese manufacturer. Locally manufactured hip prostheses tend to be favored in the European market, while United States designed and manufactured knee implants tend to be preferred worldwide. Japan favors both U.S. hip and knee designs.

     The principal variables among competing products relate to the type of metal used for metallic components (namely titanium or cobalt-chromium alloys), geometry of the hip stem, and whether components are porous or nonporous or coated with a substance to facilitate bone ingrowth. Overall design variations among certain competing orthopedic implant devices may be limited, particularly among hip devices, because of anatomical and regulatory constraints. However, slight variations in design are often important in accommodating the preferences of orthopedic surgeons, and technological advances in various implant products continue to differentiate devices and influence market acceptance. In addition, each manufacturer's various implant devices require the surgeon to use a set of surgical instruments designed specifically for use with that device. Companies continually try to achieve greater ease of use in their instrument designs and can readily make such changes since regulatory or pre-market approval for instrument design is not generally required.

     Most competing implant systems are subject to individual trade name registrations but are not subject to overall design patents, although particular components or materials utilized within a component may embody elements or manufacturing techniques that are proprietary to the individual manufacturer. Most of the major manufacturers of implant products are engaged in continuous research and development programs focused upon product innovations, including developing new materials such as carbon composites, ceramics and thermoplastics for use in implants.

EMPLOYEES AND CONSULTANTS

     On December 31, 1996, the Company had 24 full-time employees, of which one was in general executive position, thirteen were in operations, five were in engineering involved in research and development, two were engaged in sales and marketing and three were in administration and finance. None of the Company's employees is represented by a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

     The Company experienced a number of changes in management during 1996. Mr. Frederick Mindermann joined the Company in August, 1996 as Chief Executive Officer and Director of the Board. Mr. Mindermann was preceded by Mr. J. Melville Engle who resigned from the Company in August, 1996, as its President and Chief Executive Officer. Mr. Engle also resigned as a Director of the Company. In November, 1996, Mr. Gary Mermelstein, Vice President - Sales and Marketing, Mr. Steven I. Whitlock, Vice President - Engineering and Mr. Daniel W. Thompson, Vice President - Finance and Administration resigned from the Company. For changes in the Board of Directors, see Item 9 below.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's offices are located at 12201 Technology Blvd., Suite 100, Austin, Texas. The Company signed a three year lease, ending July 29, 1998, for 14,475 square feet of space for its operations at an average monthly rent of approximately $8,865, beginning July 29, 1995.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the normal course of business. The Company believes, although there can be no assurance, that the ultimate resolution of these matters will not have a material adverse effect on its business, financial position or results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the quarter ended December 31, 1996, that required a vote of the Company's shareholders.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The following table sets forth high and low trade prices of the shares of Common Stock of the Company for each quarterly fiscal period of 1996 and 1995, based on information received from the Boston Stock Exchange

                                             HIGH           LOW
                                             ----           ---
     1996
     First Quarter                           5/8            7/32
     Second Quarter                          1/2            1/2
     Third Quarter                           5/16           5/16
     Fourth Quarter                          1/4            1/4

     1995
     First Quarter                           n/a(1)          n/a(1)
     Second Quarter                          19/32           1/2
     Third Quarter                           5/8            7/16
     Fourth Quarter                          3/16           3/16

(1)  There was no active trading during the first quarter of 1995.

     The Board of Directors declared no dividends during 1996 and does not expect to declare dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUE.   The Company's total revenue increased from $2,041,089 in 1995 to $4,149,660 in 1996. The Company's revenue is primarily derived from the sale of orthopedic implant devices together with corresponding surgical instruments. The increase in total revenue from 1995 to 1996 was primarily attributable to the introduction of the Company's Consensus-Registered Trademark- Knee System, during the last quarter of 1995, and the ability to obtain more domestic and international distributors due to its expanded product line.

     COSTS OF GOODS SOLD. Costs of goods sold decreased from $1,913,758 in 1995 to $1,719,918 in 1996. Costs of goods sold includes the cost of materials, manufacturing costs, related production costs and allocated overhead costs. The decrease in costs of goods sold from 1995 to 1996 is primarily attributable to the change in the Company's marketing of the Consensus hip and knee systems. In 1995, the Company sold instruments related to the Consensus hip and knee implants at below cost. In 1996, in order to generate more market share, the Company loaned these instruments to distributors. Consequently, cost of sales in 1996 did not include the instruments, also resulting in an increase in the gross margin from 6.2% in 1995 to 58.6% in 1996.

     SALES AND MARKETING. Sales and marketing expense increased from $959,945 in 1995 to $1,846,527 in 1996. The primary components of sales and marketing expense were salaries, participation at industry shows, promotional materials and travel. The increase in sales and marketing expense from 1995 to 1996 is primarily attributable to sales commissions.

     RESEARCH AND DEVELOPMENT. Research and development expense increased from $692,798 in 1995 to $880,796 in 1996. The increase in research and development expense is primarily attributable to efforts to expand the product offerings of the Company and the further development and refinement of the Company's existing products. The primary components of research and development expense in 1996 were salaries and development costs associated with the primary knee implant/instrument system. The development costs include creation of models, prototypes, test parts, product testing and preproduction clinical implants and instruments for evaluation of the knee system prior to final production release.

     GENERAL AND ADMINISTRATIVE. General and administrative expense decreased from $1,624,289 in 1995 to $1,422,632 in 1996. The primary components of general and administrative expense in 1996 were salaries, including those for the Company's finance and administration staff, and all components of corporate overhead not charged to inventory.

     The Company incurred a net loss in 1996 of $5,451,513, or ($0.37) per share. This net loss compares to the loss in 1995 of $3,357,279, or ($0.61) per share.

     OTHER. Effective February 1, 1997, the Company entered into a "worldwide exclusive distribution agreement" with an affiliate of Hayes Medical (the "Distributor"). In conjunction with this agreement, the Company sold to the Distributor inventory with a book value of $1.78 million dollars in exchange for a cash purchase price of 56.25% of the net book value of such inventory ($1.0 million). The Distributor also agreed to purchase additional inventory with a net book value of $.533 million in exchange for a cash purchase price of 56.25% of the inventory's book value ($.3 million dollars). Any additional purchases by the Distributor pursuant to the worldwide distribution agreement will be made at 60% of the Company's list price.

     The Company is currently negotiating to sell substantially all of its existing assets to Hayes Medical at approximately 56.25% of historical cost less certain liabilities to be assumed by Hayes Medical at the closing. While there can be no assurance that this sale will be consummated, it indicates an impairment in value of the Company's assets. As a result, the Company has recorded a writedown of inventory and fixed assets of $3,325,000 for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations during 1996 primarily through the issuance of certain promissory notes to Smith Management Company, Inc. or affiliated companies (formerly the majority shareholder). The Company's cash requirements have been significantly exceeding its capital resources and cash generated from operations due to its expenditures related to research and development, obtaining FDA approvals or clearances to market its products, obtaining and maintaining manufacturing and distribution arrangements, maintaining its inspection and clean room facilities, product introductions and expenses related to the manufacture and sale of its products.

ITEM 7.   FINANCIAL STATEMENTS

     The response to this item is submitted as a separate section of this Form 10-KSB Annual Report. See index.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The following table sets forth certain information concerning each of the persons who served as executive officers and directors of the Company during the period January 1, 1996 to December 31, 1996. The Company's executive officers are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or removals by the Company's Board of Directors from such positions. The Company's directors are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or their respective deaths, resignations, or removals by the Company's stockholders from such positions.

NAME                          AGE       POSITIONS AND OFFICES HELD DURING 1996
-------------------           ---       --------------------------------------
Frederick Mindermann          35        Chief Executive Officer
                                        (August 21, 1996 - present)
                                        Director
                                        (August 21, 1996 - present)

Thomas Otto                   45        President
                                        (August 21, 1996 - present)
                                        Director
                                        (August 21, 1996 - present)

Heinz Bucher                  55        Director
                                        (August 21, 1996 - present)

J. Melville Engle             47        President and Chief Executive Officer
                                        (January 1, 1996 - August 21, 1996)
                                        Director
                                        (January 1, 1996 - August 21, 1996)

Gary A. Mermelstein           44        Vice President - Sales and Marketing
                                        (January 1, 1996 - November 15, 1996)

Jeffrey A. Smith              51        Chairman of the Board
                                        (January 1, 1996 - August 21, 1996)
                                        Director
                                        (January 1, 1996 - August 21, 1996)

Edward Z. Safady              39        Director
                                        (January 1, 1996 - August 21, 1996)

Thomas G. FitzGerald          28        Director
                                        (January 1, 1996 - August 21, 1996)

Robert Bernstein, M.D.        76        Director
                                        (January 1, 1996 - August 21, 1996)

Steven I. Whitlock            34        Vice President - Engineering
                                        (January 1, 1996 - November 15, 1996)

Daniel W. Thompson            44        Vice President -  Finance and
                                        Administration
                                        (January 1, 1996 - November 15, 1996)


     The principal occupation and business experience of each director and executive officer is set forth below.

     FREDERICK MINDERMANN. Mr. Mindermann has served as the Company's Chief Executive Officer since August 1996. Since that time he has also served as Vice President/General Manager and Director of Metrax Medical, a Delaware corporation, which wholly owns Metrax GmbH. Mr. Mindermann earned a masters degree in business administration, bachelors of science degree in business administration, associates degree of science in respiratory medicine and a histotechnology diploma. Following his medical education he worked in various hospital settings then spent 7 years with Siemens Medical Systems in various capacities including sales, sales management, special projects and a two year international assignment in Stockholm Sweden. He then spent over 2 years with British Oxygen Corporation as Senior Product Manager for the Anesthesia Systems Division before joining American HomePatient, a home healthcare service provider, as Director of Marketing for the Respiratory Business Division. Recently he was the National Accounts Manager with Allied Healthcare Products and is President of Health Source One which is a healthcare think tank currently working on various projects including the writing of a respiratory home care book which is under contract with a major medical book publisher.

     THOMAS OTTO.  Mr. Otto has served as the Company's President and
Director since August 1996. He also serves as Vice-President of Metrax GmbH, and is the President and a director of Metrax Medical. After his education to be a chemical laboratory assistant and after his three-years occupation with BASF, Mr. Otto concluded his studies of business management at the University of Kalserslautern and is now a diploma'd lecturer in adult education. During his 12 years in the Volkswagen group, he acted as marketing, sales and operational manager and spent the further 3 years as director with operative responsibility for the American Gelco Group in Germany, Austria and in Switzerland. After an additional 8 years as management consultant, Thomas Otto entered Metrax in 1993. His promotion to the Vice-President of Metrax GmbH took place in 1994.

     HEINZ BUCHER. Mr. Bucher has been a director of the Company since August 1996. He is the founder and President of Metrax GmbH, and serves as the Chairman and Chief Executive Officer of Metrax Medical Inc. As electrical engineer of the University of Stuttgart, Mr. Bucher started his professional career with the clock factory Junghans in Schramberg, Germany. The experiences he could gather as production manager of the watch factory Hernie in Gosheim, Germany, enabled Heinz Bucher to rise to the management of the Heddenheimer Metallwarenfabrik AG in Frankfurt.

     J. MELVILLE ENGLE. Mr. Engle joined the Company in July, 1995, as President and Chief Executive Officer. He was elected to the Board of Directors August 9, 1995. Mr. Engle holds a MBA from the University of Southern California and a BS from Colorado University. Before joining the Company, Mr. Engle held various senior management positions at Allergan, Inc., beginning in 1980. Allergan is an ophthalmic medical device, eye and skin care pharmaceutical and contact lens care product company. He was most recently Senior Vice President of U.S. Sales. He previously held the positions of Senior Vice President-Latin America/Canada and Managing Director-Canada, respectively. Soon after joining Allergan, Mr. Engle was named the firm's Chief Financial Officer, a post he held for three years prior to becoming Managing Director-Canada. Mr. Engle resigned as Director and CEO of US Medical Products on August 21, 1996.

     GARY A. MERMELSTEIN.    Mr. Mermelstein joined the Company in 1991 as
Vice President of Sales and Marketing. Mr. Mermelstein holds a BA degree from Indiana University. He has over 14 years of experience in medical sales and marketing with several companies. From July, 1987, through July, 1991, Mr. Mermelstein was employed by Intermedics Orthopedics, a subsidiary of Sulzer-Medica, where he was a Product Manager for that company's knee implant product until late 1989, a Group Product Manager for such product until late 1990, and Director of Marketing thereafter. Mr. Mermelstein was appointed Acting Chief Executive Officer of the Company upon the resignation of R. Michael Allen in March, 1995, and resumed his position as Vice President of Sales and Marketing upon the appointment of J. Melville Engle as the Company's Chief Executive Officer in July, 1995. Mr. Mermelstein resigned as Vice President of Sales and Marketing on November 15, 1996.

     JEFFREY A. SMITH. Mr. Smith has been Executive Vice President of Smith Management since 1986, and has been an officer and director of several privately held companies affiliated with Smith Management. He currently serves as a director of Greater Boston Bank (Boston), First National Bank
(San Diego), and Western Water Corp. (La Jolla, California).   Mr. Smith
resigned as Chairman of the Board and Director on August 21, 1996.

     EDWARD Z. SAFADY. Mr. Safady is a Vice President of Smith Management. Prior to joining Smith Management, he was President, Chief Executive Officer and director of Liberty National Bank ("Liberty"), Austin, Texas. Mr. Safady formerly served as an independent consultant to a number of banks in Texas, including Liberty, and as a National Bank Examiner in the Office of the Comptroller of the Currency. He holds a BA in Business Administration from Texas Tech University. Mr. Safady resigned from the Board of Directors on August 21, 1996.

     THOMAS G. FITZGERALD. Mr. FitzGerald is an Associate with Smith Management. Prior to joining Smith Management, he was a senior consultant with Price Waterhouse in their Reorganization and Litigation Services Group in New York and a Staff Accountant with R.J. McCarthy & Company, Certified Public Accountants, in New York. He holds a BS in Financial Management and a MBA in Finance and Accounting from Fordham University. Mr. FitzGerald resigned from the Board of Directors in August, 1996.

     ROBERT BERNSTEIN, M.D. Dr. Bernstein was elected as director of the Company in February, 1994. He is a retired Major General of the United States Army. From 1980 through 1991, Dr. Bernstein was Commissioner of Health for the State of Texas. Prior to 1980, he served in several positions in the U.S. Army, including Commander of the Walter Reed Army Medical Center. Dr. Bernstein graduated from Vanderbilt University and received his medical degree from the University of Louisville. Mr. Bernstein resigned from the Board of Directors on August 21, 1996.

     STEVEN I. WHITLOCK. Mr. Whitlock joined the Company as Product Development Manager in August, 1991. He holds a MBA from Embry-Riddle Aeronautical University, Florida and a BS in Mechanical Engineering from Texas A&M University. Prior to joining the Company, he was with Intermedics Orthopedics where he was Product Development Engineer with the Knee Group. Mr. Whitlock accepted the position of Vice President of Engineering and was appointed as an Officer of the Company on August 9, 1995. Mr. Whitlock resigned from the Company on November 15, 1996.

     DANIEL W. THOMPSON. Mr. Thompson joined the Company in October, 1995, as Vice President - Finance and Administration. Prior to joining the Company, Mr. Thompson served as Senior Vice President, Chief Financial Officer and Cashier of Liberty National Bank, Austin, Texas. Mr. Thompson has previously served in senior management positions of three banks, and as the General Manager of another start-up company. Mr. Thompson holds a B.F. in Finance from the University of Oklahoma. Mr. Thompson resigned from the Company on November 15, 1996.

     Messrs. Mindermann, Otto and Bucher, who do not own any of the Company's Common Stock, did not file timely Initial Statements of Beneficial Ownership of Securities on Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to the Company's President and Chief Executive Officer for the period from January 1, 1996 to December 31, 1996. No other executive officer had a total annual salary and bonus in excess of $100,000 during the reported periods.

                                                                   Long Term
                                 Annual Compensation              Compensation
                         ------------------------------------      ----------
                                                                   Securities
Name and                                                           Underlying
Principal Position       Year    Salary      Bonus      Other        Options
------------------       ----    ------      -----      -----      ----------
J. Melville Engle        1996   $175,000      -0-     $7,708         649,903
President and Chief Executive Officer(1)

Frederick Mindermann     1996   $ 41,250
Chief Executive Officer(2)

(1) Mr. Engle resigned from the Company August 21, 1996, and received a one year severance allowance.

(2) Mr. Mindermann served as the Company's Chief Executive Officer beginning on August 21, 1996.

COMPENSATION OF DIRECTORS

     The Company does not have any standard arrangements pursuant to which directors are compensated.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information, as of December 31, 1996, with respect to the ownership of the Company's Common Stock by each person, or entity, known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                                   As of December 31, 1996
                                             ----------------------------------
                                               Shares of         Percent of
                                               Common            Outstanding
                                               Stock             Common Stock
                                             -------------       --------------

Metrax Medical Inc.                          12,998,060(1)            80%
Cool Springs Executive Center
1749 Mallory Lane, Suite 250
Brentwood, TN  37027

Heinz Bucher                                 12,998,060(1)(2)         80%

Frederick Mindermann                         12,998,060(1)(2)    80%


Thomas Otto                                  12,998,060(1)(2)    80%


Directors and executive officers             12,998,060(2)       80%
___________

(1) Does not include 17,270,948 Class A Warrants to acquire, in the aggregate, 17,270,948 shares of Common Stock.

(2) Messrs. Bucher, Mindermann, and Otto are executive officers of Metrax Medical. Consequently, for each of these individuals, the table includes the 12,998,060 shares of Common Stock held by Metrax Medical, although each of these individuals disclaims individual ownership of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 29, 1996, the Company announced the termination of an agreement between the Company and Smith Management, whereby the Company would have become a wholly-owned subsidiary of Smith Management, the Company's then majority shareholder. Under the terms of the proposal, the shareholders of the Company (other than Smith Management) would have received $0.35 per share, all options and warrants would have been extinguished, and those options and warrants with an exercise price below the merger price would have received a cash payment equal to the excess of the merger price over the exercise price.

     Subsequent to December 31, 1995, the Company issued demand notes in favor of Smith Management in amounts of $293,022 and $5,000,000. The note in the amount of $293,022 was utilized to capitalize interest then due and owning to Smith Management. A portion of the proceeds of the $5,000,000 note was used to discharge the principal balances of other promissory notes to Smith Management then outstanding. In August 1996, the remaining debt balance of $4,980,731 was contributed to the Company's capital.

     Effective February 29, 1996, Smith Management transferred its holdings in the Company, including promissory notes then outstanding in favor of Smith Management, to Durian Securities, Inc. ("Durian Securities"), a related, private investment company, managed and administered by Smith Management. Subsequent to the transfer, Durian Securities increased its equity position in the Company from 53% to 80% through the conversion of $1,849,449 of convertible debt into 9,307,994 shares of Common Stock and 10,492,046 Class A Warrants. At March 22, 1996, after allowance for the conversion by Durian Securities of convertible debt, the face amount of the promissory notes issued by the Company in favor of Durian Securities was $5,293,021 of which the principal amount of $4,289,021 was outstanding. The Company also obtained a commitment from Durian Securities for additional borrowings of up to $500,000, if needed, to fund working capital requirements.

     On August 19, 1996, Metrax Medical acquired from Durian Securities 12,998,060 shares of the Company's Common Stock, 17,270,948 Class A Warrants to acquire, in the aggregate,

17,270,948 shares of the Common Stock, and a note issued by the Company in favor of Durian Securities, dated as of August 19, 1996 in the principal amount of $1,100,000. The note bears interest at 10% and is secured. One million dollars of this note was paid in January 1997. Metrax Medical used a majority of these proceeds to satisfy its obligations to Durian, thereby removing the encumbrances on the Company's assets which were collaterizing Metrax Medical's note payable to Durian, and loaned $165,000 to the Company to reduce accounts payable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------

      3(i) Articles of Incorporation (incorporated by reference to Exhibit 1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

      3(ii) By-Laws of the Company (incorporated by reference to Exhibit 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995)

     27         Financial Data Schedule

(b)  Reports on Form 8-K

     1.   Report on Form 8-K filed February 22, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                   U.S. Medical Products, Inc.
                                   Registrant


                                   /s/ CHERYL SEALE
                                   -------------------------------------
                                   Cheryl Seale
                                   Director - Finance and Administration
                                   April 14, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ FREDERICK MINDERMANN
----------------------------         Chief Executive Officer;   April 14, 1997
Frederick Mindermann                 Director


/s/ THOMAS OTTO
----------------------------         Director                   April 14, 1997
Thomas Otto


/s/ HEINZ BUCHER
----------------------------         Director                   April 14, 1997
Heinz Bucher

INDEX TO FINANCIAL STATEMENTS

The following documents are filed as a part of this report in response to item 7.


                                                                          Page
                                                                          ----
Report of Independent Auditors                                             F-1


Balance Sheet - December 31, 1996                                          F-2


Statement of Operations - years ended December 31, 1996                    F-3
and December 31, 1995


Statement of Stockholder's Equity (Deficit) - years ended
December 31, 1996 and December 31, 1995                                    F-4


Statements of Cash Flows - years ended December 31, 1996
and December 31, 1995                                                      F-5


Notes to Financial Statements                                              F-7

                        Report of Independent Auditors


Board of Directors
U.S. Medical Products, Inc.

We have audited the accompanying balance sheet of U.S. Medical Products, Inc. as of December 31, 1996 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Medical Products, Inc. at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that U.S. Medical Products, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note 1.) The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                             ERNST & YOUNG LLP


March 27, 1997
Austin, Texas

                       U.S. Medical Products, Inc.

                                Balance Sheet

                              December 31, 1996


ASSETS
Current assets:
  Cash and cash equivalents                                          $  25,102
  Accounts receivable, net of allowance for doubtful accounts
    of $28,760                                                         681,028
  Inventories, net                                                   3,363,642
  Prepaid expenses                                                     144,233
  Deferred tax asset                                                    37,702
                                                                  ------------
Total current assets                                                 4,251,707

Furniture and equipment, net--including $166,756 in
  equipment under capital lease                                        803,240

Other assets, net                                                      141,014
                                                                  ------------
Total assets                                                      $  5,195,961
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  2,555,769
  Accrued expenses                                                     294,616
  Current portion of capital lease obligations                          44,273
  Current portion of notes payable                                   1,146,529
                                                                  ------------
Total current liabilities                                            4,041,187

Long-term portion of capital lease obligations                          72,059
Deferred tax liability                                                 469,966

Stockholders' equity:
  Common stock, no par (40,000,000 shares authorized;
    16,247,575 shares issued and outstanding)                       15,838,008
  Accumulated deficit                                              (15,225,259)
                                                                  ------------
Total stockholders' equity                                             612,749
                                                                  ------------
Total liabilities and stockholders' equity                        $  5,195,961
                                                                  ============

SEE ACCOMPANYING NOTES.

                         U.S. Medical Products, Inc.

                          Statements of Operations

                                                     YEAR ENDED DECEMBER 31,
                                                        1996          1995
                                                    -----------   -----------
Revenues                                            $ 4,149,660   $ 2,041,089

Expenses:
  Cost of goods sold                                  1,719,918     1,913,758
  Sales and marketing                                 1,846,527       959,945
  Research and development                              880,796       692,798
  General and administrative                          1,422,632     1,624,289
  Interest expense, net                                 406,300       207,578
  Writedown of assets to net realizable value         3,325,000             -
                                                    -----------    ----------
Total expenses                                       (9,601,173)   (5,398,368)
                                                    -----------    ----------
Net loss                                            $(5,451,513)  $(3,357,279)
                                                    ===========   ===========

Net loss per common share                               $  (.37)      $  (.61)
                                                    ===========    ==========

Weighted average shares outstanding                  14,721,674     5,491,171
                                                    ===========    ==========
SEE ACCOMPANYING NOTES.

                           U.S. Medical Products, Inc.

               Statements of Changes in Stockholders' Equity (Deficit)



                                                                 COMMON STOCK         ACCUMULATED
                                                             SHARES        AMOUNT       DEFICIT           TOTAL
                                                           ----------   -----------   ------------      ---------
Balance at December 31, 1994                                3,249,515   $ 7,858,277   $ (5,984,203)    $1,874,074
  Issuance of common stock and 5,304,652
    Class A Warrants to majority shareholder
    for conversion of note payable                          2,432,534       899,551              -        899,551
  Sale of common stock and 1,474,250 Class A
    Warrants to majority shareholder                        1,257,532       250,000              -        250,000
  Net loss                                                          -             -     (3,357,279)    (3,357,279)
                                                           ----------    ----------   ------------      ---------

Balance at December 31, 1995                                6,939,581     9,007,828     (9,341,482)      (333,654)

  Issuance of common stock and 10,492,046 Class A
    Warrants to majority shareholder for
    conversion of note payable                              9,307,994     1,849,449              -      1,849,449
  Contribution of debt to capital                                   -     4,980,731              -      4,980,731
  Distribution to former majority shareholder                       -             -       (432,264)      (432,264)
  Net loss                                                          -             -     (5,451,513)    (5,451,513)
                                                           ----------   -----------   ------------      ---------
Balance at December 31, 1996                               16,247,575   $15,838,008   $(15,225,259)    $  612,749
                                                           ==========   ===========   ============     ==========

SEE ACCOMPANYING NOTES.

                          U.S. Medical Products, Inc.

                            Statements of Cash Flows



                                                                YEAR ENDED DECEMBER 31
                                                                  1996           1995
                                                              -----------    ------------
OPERATING ACTIVITIES
Net loss                                                      $(5,451,513)   $(3,357,279)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Writedown of assets to net realizable value                 3,325,000              -
    Depreciation and amortization                                 555,867        484,282
    Loss on sale of furniture and equipment                         2,480         10,415
    Changes in operating assets and liabilities:
      Accounts receivable, net                                   (347,673)      (136,506)
      Inventories                                              (2,394,941)    (1,722,619)
      Prepaid expenses                                             (2,375)        (7,468)
      Other assets                                               (135,288)      (103,606)
      Accounts payable and accrued expenses                     2,486,054        202,735
                                                               ----------      ---------
Net cash used in operating activities                          (1,962,389)    (4,630,046)

INVESTING ACTIVITIES
Purchase of furniture and equipment                              (965,579)      (847,981)
                                                               ----------      ---------
Net cash used in investing activities                            (965,579)      (847,981)


                           U.S. Medical Products, Inc.

                                                                YEAR ENDED DECEMBER 31
                                                                 1996           1995
                                                              -----------    -----------
FINANCING ACTIVITIES
Proceeds from the issuance of notes payable                   $ 2,902,108    $ 5,536,013
Payments on notes payable                                               -       (243,058)
Payments on capital lease obligations                             (38,410)       (12,014)
Proceeds from the issuance of common stock, net                         -        250,000
                                                              -----------    -----------
Net cash provided by financing activities                       2,863,698      5,530,941

Net change in cash and cash equivalents                           (64,270)        52,914
Cash and cash equivalents at beginning of year                     89,372         36,458
                                                              -----------    -----------
Cash and cash equivalents at end of year                      $    25,102    $    89,372
                                                              ===========    ===========

NONCASH TRANSACTIONS
Distribution to former majority shareholder                   $   432,264    $         -
Stock issued upon conversion of note by majority
 shareholder                                                  $ 1,849,449    $   899,551
Contribution of debt to capital                               $ 4,980,731    $         -
Interest capitalized to principal                             $   386,319    $   138,410
Assets acquired from issuance of capital lease
 obligations                                                  $         -    $   166,756


SEE ACCOMPANYING NOTES.

                           U.S. Medical Products, Inc.

                          Notes to Financial Statements

                               December 31, 1996


1.  ORGANIZATION AND BASIS OF ACCOUNTING

U.S. Medical Products, Inc. (the "Company") was incorporated in Texas on March 25, 1991. The Company was formed to develop, market and distribute hip and knee prostheses, together with corresponding surgical instruments utilized to implant such devices. The Company markets these products in the United States, Italy, Germany, Switzerland, Austria and Turkey.

At December 31, 1995, Smith Management Co., Inc. and related entities ("Smith") controlled, on a fully diluted basis, 80% of the Company through ownership of Class A warrants, a convertible installment note and common stock. In February 1996, Smith transferred its holdings in the Company to Durian Securities, Inc. ("Durian"), a private investment company managed and administered by Smith. On August 19, 1996, Durian sold its holdings in the Company, and its note receivable from the Company with a face value of $1,100,000, to Metrax Medical, Inc. (MMI).

For the years ended December 31, 1996 and 1995, the Company reported net losses of $5,451,513 and $3,357,279, respectively. The Company has signed a letter of intent to sell substantially all of its assets at approximately 56 percent of historical cost. While there can be no assurance that this transaction will be consummated, it indicates an impairment in value of the Company's assets. Accordingly, the Company has recorded a writedown of $3,325,000 in the year ended December 31, 1996, to reflect this impairment.

Once the asset sale is completed, the Company contemplates a downstream merger of the Company with MMI, resulting in Metrax GmbH, an entity related to MMI through common ownership, becoming a wholly-owned subsidiary of the Company. As a result of these transactions, the operations of the Company are expected to be significantly different in the future.

                           U.S. Medical Products, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers investments purchased within three months of maturity or with an original maturity of three months or less to be cash equivalents.

INVENTORY

Inventory is stated at the lower of cost or market and is costed using the average cost method. Inventory consists of finished goods, work-in-process, raw materials and packaging supplies.

FURNITURE AND EQUIPMENT

Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is recorded using the straight-line method over the useful lives of the assets (including assets recorded under capital leases), generally three to five years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.

INCOME TAXES

The Company accounts for income taxes under Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

Revenue is generally recognized upon product shipment. Revenues and cost relating to sales with extended, nonestimable return privileges are deferred until the return privilege expires or the amount of returns is estimable, whichever occurs first.

                          U.S. Medical Products, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average of common shares outstanding during the period. The effect of common stock equivalents is antidilutive and, accordingly, common stock equivalents are not included in the computation of net loss per share. If the debt to equity conversions occurring in February 1996 and in May 1995 had occurred at the beginning of 1995, the 1996 and 1995 net loss per common share would have been $(.34) and $(.21), respectively.

CONCENTRATION OF CREDIT RISK

Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standard No. 105, "Disclosure of Information about Financial Instruments with
Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk."

The Company provides credit, in the normal course of business, to customers concentrated in the orthopedic implant industry. The Company performs ongoing credit evaluations of its customers and maintains appropriate allowances for potential credit losses.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

                           U.S. Medical Products, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

For comparative purposes, certain reclassifications have been made to amounts presented for 1995.

3. INVENTORY

Inventory at December 31, 1996 consists of the following:

                  Raw materials                      $   78,404
                  Work-in-process                       859,017
                  Finished goods                      2,426,221
                                                     ----------
                                                     $3,363,642
                                                     ==========

4. FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following at December 31, 1996:

                  Instrument sets                    $1,019,489
                  Machinery and equipment               454,427
                  Leasehold improvements                109,518
                  Furniture and fixtures                 53,019
                                                     ----------
                                                      1,636,453
                  Accumulated depreciation             (833,213)
                                                     ----------
                                                     $  803,240
                                                     ==========

                           U.S. Medical Products, Inc.

5. NOTES PAYABLE

At December 31, 1996, the Company has a $1,100,000 note payable to MMI, its majority owner. The Note bears interest at 10% and is unsecured. One million dollars of this note was paid in January 1997 (see Note 13). The remaining debt in the amount of $46,529 relates to installment notes for insurance premiums.

6. INCOME TAXES

The Company had cumulative net operating loss carryforwards of approximately $203,000 at December 31, 1996 for federal tax reporting purposes, which expire in varying amounts beginning in 2011.

Due to changes in the Company's ownership during 1996, the cumulative net operating loss and tax credit carryforwards arising prior to the ownership change have been eliminated. In addition, a distribution of $432,264 to the majority shareholder was recorded for the benefit that shareholder received for the use of the approximately $1.2 million current tax loss incurred through the date of the sale of 80% of the Company to MMI (see Note 1). A tax election made jointly by the majority shareholder and MMI allowed the majority shareholder to utilize an approximate $5.1 million tax loss on the deemed sale of the assets. As a result, the tax basis of the Company's assets have been significantly reduced. Significant components of deferred tax assets and liabilities at December 31, 1996 are as follows:

             Deferred tax liabilities:
               Book/tax differences in asset bases     $545,096

             Deferred tax assets
               Research and development expenses
                 capitalized for tax                          -
               Net operating loss carryforwards          75,130
               Reserves and allowances                   37,702
               Other                                          -
                                                       --------
                                                        112,832
                                                       --------
             Total net deferred tax liability          $432,264
                                                       ========

                          U.S. Medical Products, Inc.

6. INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                     1996          1995
                                                 -----------      -------
          Current                                $   432,264       $  -
          Deferred                                  (432,264)         -
                                                 -----------       -----
          Total benefit                          $         -       $   -
                                                 ===========       =====

The differences between the effective tax rate and the U.S. federal statutory rate of 34% are reconciled as follows:

                                                         1996            1995
                                                        ------          ------
          Tax benefit at the federal statutory rate      (34)%           (34)%
          Increase in rate resulting from:
            Increase in valuation allowance               34              33
            Other                                          -               1
                                                       ------            ----
          Total income tax benefit                         - %             - %
                                                       ======            ====

7. CAPITAL STOCK

In May 1995, the majority shareholder converted $899,551 of debt for 2,432,534 shares of common stock and 5,304,652 Class A Warrants. On June 16, 1995, the majority shareholder purchased 1,257,532 shares of common stock and 1,474,250 Class A Warrants for $250,000.

                          U.S. Medical Products, Inc.

7. CAPITAL STOCK (CONTINUED)

At December 31, 1995, approximately 10,184,812 Class A Warrants were outstanding and 141,448 underwriter warrants were outstanding. Each Class A Warrant entitles the holder to purchase one share of common stock at the price of $3.60 per share, exercisable until May 10, 1999. The Company may repurchase the Class A Warrants at a price of $0.05 per Class A Warrant at any time after the price of the common stock has exceeded $5.00 per share for 10 consecutive business days.

In February 1996, the Company's previous majority shareholder converted (under pre-existing conversion terms) its convertible debt in the amount of $1,849,449 into 9,307,994 shares of common stock and 10,492,046 Class A warrants.

In August 1996, the Company's previous majority shareholder contributed $4,980,731 of debt payable from the Company to capital.

8. LEASES

The Company is obligated under capital and operating lease agreements covering certain facilities and office equipment. Rental expense was approximately $129,000 and $162,000 for the years ended December 31, 1996 and December 31, 1995, respectively. Future minimum payments by year and in the aggregate for all noncancelable capital and operating leases with initial terms of one year or more consist of the following at December 31, 1996:

                                                    Capital       Operating
                                                     Leases         Leases
                                                   ---------       --------
          1997                                     $  59,435       $106,380
          1998                                        50,975         62,055
          1999                                        24,727              -
          2000                                         8,424              -
                                                   ---------       --------
          Total minimum lease payments               143,561       $168,435
                                                                   ========
          Less: amount representing interest         (27,229)
                                                   ---------
          Present value of net minimum
            lease payments                           116,332
          Less: current maturities                   (44,273)
                                                   ---------
                                                   $  72,059
                                                   =========

                          U.S. Medical Products, Inc.

9. RELATED PARTY TRANSACTIONS

The financial statements of the Company contain the following significant transactions and balances attributable to transactions with the current and former majority shareholder, MMI and Smith, respectively, and a minority shareholder.

                                                            1996         1995
                                                         ----------   ----------
     Note payable to current majority shareholder
      (NOTE 5)                                           $1,100,000   $        -
     Interest expense related to note payable to
       current majority shareholder                          40,639            -
     Interest payable to current majority shareholder        40,639            -
     Debt payable to former majority shareholder                  -    4,637,859
     Revenues from a minority shareholder                   543,745      606,404
     Interest expense related to notes with former
       majority shareholder                                 340,292      184,000
     Interest payable to former majority shareholde               -       46,000


10. STOCK OPTIONS

The Company's 1993 and 1996 Stock Option Plans provide for the granting of options to officers, other employees, directors and consultants to purchase, after a certain period of time, shares of the Company's common stock. The purchase price of stock issued under each option is determined by the Board of Directors, but the purchase price for an Incentive Stock Option is no less than the fair market value of such stock on the date the option is granted. The purchase price for an employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company is no less than 110% of the fair market value of such stock on the date of grant. Options for up to 577,308 shares may be granted under the 1993 Plan. Options for up to 1,543,521 shares may be granted under the 1996 Plan.

In 1994, the Company granted options under the 1993 Plan to purchase shares of the Company's common stock to certain Directors and Advisors of the Company which vest through 1996.

                           U.S. Medical Products, Inc.

10. STOCK OPTIONS (CONTINUED)

Pro forma information regarding net income and earnings per share is required for 1996 and 1995 by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimum value pricing model with the following weighted-average assumptions:

          Risk-free interest rate                              6.25%
          Dividend yield                                         0%
          Weighted-average expected life of the options       5 years
          Volatility                                           1.33

Option valuation models require the input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

Based on the minimum value pricing model and assumptions used, the pro forma net loss and pro forma loss per share would not differ materially from net loss and loss per share as reported.

                          U.S. Medical Products, Inc.

10. STOCK OPTIONS (CONTINUED)

A summary of changes in common stock options during 1996 and 1995 is as follows:

                                                                        WEIGHTED-
                                                                         AVERAGE
                                                           RANGE OF      EXERCISE
                                               SHARES       PRICES        PRICE
                                             --------    -------------   -------
Options outstanding, December 31, 1994        911,539    $.625 - $9.51    $2.36
  Granted                                           -          -              -
  Exercised                                         -          -              -
  Canceled                                   (639,991)   $.625 - $5.00    $1.98
  Expired                                      (1,000)       $5.00        $5.00
                                            ---------    -------------    -----

Options outstanding, December 31, 1995        270,548    $1.50 - $9.51    $3.25
  Granted                                   1,543,521         $.23        $ .23
  Exercised                                         -          -              -
  Canceled                                          -          -              -
  Expired                                  (1,462,283)        $.23        $ .23
                                            ---------    -------------    -----
Options outstanding, December 31, 1996        351,786     $.23 - $9.51    $2.55
                                           ==========    =============    =====

At December 31, 1996 and 1995, respectively, 351,786 and 270,548 shares of common stock were reserved for future issuance and 314,590 and 261,149 options were exercisable under the stock option plans.

                           U.S. Medical Products, Inc.

10. STOCK OPTIONS (CONTINUED)

A summary of option information by exercise price as of December 31, 1996 follows:

                                            WEIGHTED-
                                            AVERAGE
                           NUMBER OF       REMAINING           NUMBER OF
       EXERCISE             OPTIONS       CONTRACTUAL           OPTION
        PRICE             OUTSTANDING     LIFE (YEARS)        EXERCISABLE
        -----             -----------     ------------        -----------
        $0.23               81,238             8.5              48,741
         1.50               10,000             5.6              10,000
         2.63               45,000             7.6              45,000
         3.25              196,348             7.0             191,649
         4.75               15,500             5.9              15,500
         9.51                3,700             6.1               3,700
    -------------          -------             ---             -------
    $0.23 - $9.51          351,786             7.3             314,590
    =============          =======             ===             =======

At December 31, 1996, the weighted average exercise price of outstanding options is $2.55 and the weighted-average exercise price of exercisable options is $2.78.

In 1996, 1,543,521 options were granted to officers and consultants under the 1996 Plan. Upon the resignation of the officers in 1996, options for 1,462,283 shares expired. The weighted-average fair value of these options is approximately $.49 per option.

Each remaining option may be exercised for one share of common stock.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during 1996 and 1995 was approximately $26,000 and $23,000, respectively. No income taxes were due or paid during 1996 and 1995.

                            U.S. Medical Products, Inc.

12. LEGAL MATTERS

The Company is involved in certain claims arising in the normal course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

13. SUBSEQUENT EVENTS

Effective February 1, 1997, U.S. Medical Products, Inc. entered into a "worldwide exclusive distribution agreement" with an unrelated third-party ("distributor"). In conjunction with this arrangement, the Company sold the distributor inventory with a book value of $1.78 million dollars in exchange for $1.0 million in cash. The distributor also agreed to pay an additional $.3 million dollars for inventory with a historical cost of $.533 million. All additional purchases pursuant to this arrangement will be made at 60% of the Company's list price.

The Company is currently in negotiations to sell its assets to this distributor. See Note 1.

In January 1997, the Company paid $1,000,000 to MMI as a payment on its $1,100,000 debt to MMI (see Note 5). MMI used a majority of these proceeds to satisfy its obligations to Durian, thereby removing the encumbrances on the Company's assets which were collateralizing the MMI's note payable to Durian, and loaned $165,000 to the Company to reduce accounts payable. (see Note 1)