Form 10KSB/A
period 1996-12-31
U S MEDICAL PRODUCTS INC
filed 1997-04-18
CIK 919168

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                ANNUAL REPORT
(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee required)
                For the fiscal year ended December 31, 1996

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

MARKETING

     The Company had implemented its marketing strategy domestically by contracting with sales agents and distributors experienced in orthopedic device sales. At December 31, 1996, the Company had entered into agreements with eight agents and one distributor in the United States. International agreements existed for distribution in four European markets. In early 1996, the Company also entered into agreements with four additional agents in the United States as well as an agreement to distribute products to the government of Poland. The Company had contracts for domestic distribution in Texas, Ohio, Oregon, Pennsylvania, Florida, Arizona, Nevada, New Jersey, Oklahoma, and Louisiana. International distribution contracts existed covering Germany, Switzerland, Italy, Turkey, and Mexico. In November, 1996, the Company's Consensus Knee System was approved for sale in Canada. On January 15, 1997, the Company entered into an exclusive domestic distribution agreement with National Medical Specialty, Inc., a subsidiary of Hayes
Medical, a California corporation. On February 1, 1997, this agreement extended to worldwide distribution.

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

     OTHER.  Effective February 1, 1997, the Company entered into a
"worldwide exclusive distribution agreement" with National Medical Specialty, Inc. (the "Distributor"), a subsidiary of Hayes Medical. In conjunction with this agreement, the Company sold to the Distributor inventory with a book value of $1.78 million dollars in exchange for a cash purchase price of 56.25% of the net book value of such inventory ($1.0 million). The
Distributor also agreed to purchase additional inventory with a net book value of $.533 million in exchange for a cash purchase price of 56.25% of the inventory's book value ($.3 million dollars). On April 7, 1997, the Company signed an amendment to the "world wide exclusive distribution agreement," whereby up to an additional $700,000 of inventory may be purchased at a price of 30% above cost (prior to valuation reserves) for new inventory or 56.25% of historical cost (prior to valuation reserves) for existing inventory. Additional future purchases made under this agreement, if any, will be made at a price to be agreed upon by both parties.

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

                                   U.S. Medical Products, Inc.
                                   Registrant


                                   /s/ CHERYL SEALE
                                   -------------------------------------
                                   Cheryl Seale
                                   Director - Finance and Administration
                                   April 18, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ FREDERICK MINDERMANN
----------------------------         Chief Executive Officer;   April 18, 1997
Frederick Mindermann                 Director


/s/ THOMAS OTTO
----------------------------         Director                   April 18, 1997
Thomas Otto


/s/ HEINZ BUCHER
----------------------------         Director                   April 18, 1997
Heinz Bucher

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

                                             ERNST & YOUNG LLP


March 27, 1997 except for paragraph two
of Note 13, to which the date is April 17, 1997.
Austin, Texas

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

On April 7, 1997, the Company signed an amendment to the "world wide exclusive distribution agreement," whereby up to an additional $700,000 of inventory may be purchased at a price of 30% above cost (prior to valuation reserves) for new inventory or 56.25% of historical cost (prior to valuation reserves) for existing inventory. Additional future purchases made under this agreement, if any, will be made at a price to be agreed upon by both parties.

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