Form 10QSB
period 1997-03-31
U S MEDICAL PRODUCTS INC
filed 1997-05-20
CIK 919168

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.


               For the transition period from  _________ to _________


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

                      Issuer's telephone number: (512) 257-8787


Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.          Yes X  No
                                                                       --   --


The number of shares outstanding as of May 16, 1997 is 16,247,575.

This document consists of 9 sequentially numbered pages of which this is page 1.

                            PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              US Medical Products, Inc.
                                    BALANCE SHEET
                                    March 31, 1997
                                     (Unaudited)

Assets

Current Assets
     Cash and cash equivalents                           $     56,624
     Accounts Receivable, net                                 487,342
     Inventory                                              1,867,447
     Prepaid Expenses                                         290,838
                                                         ------------
          Total Current Assets                              2,702,251

Property and Equipment, net                                   784,971
Other Assets                                                   85,492
                                                         ------------
     Total Assets                                        $  3,572,714
                                                         ------------

Liabilities and Stockholder's Equity

Current liabilities:
     Accounts payable                                    $  2,185,790
     Accrued expenses                                         112,084
     Current portion of capital lease obligations              44,273
     Current portion of long-term debt                        334,476
     Other Liabilities                                        689,088
                                                         ------------
          Total Current Liabilities                         3,365,711
Long-term portion of capital lease obligations                 61,661
                                                         ------------

     Total Liabilities                                      3,427,372

Stockholder's Equity
     Common stock, no par value
         40,000,000 shares authorized
           16,247,575 issued and outstanding
                                                            15,838,007
     Accumulated deficit                                  (15,692,666)
                                                         ------------
          Total stockholder's equity                          145,342

Total liabilities and stockholder's equity               $  3,572,714
                                                         ------------
                                                         ------------

SEE ACCOMPANYING NOTES

                              US MEDICAL PRODUCTS, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three months ended
              .                                            March 31
                                                     1997           1996
                                                 -------------------------
Revenues                                         $1,766,992     $  769,580

Expenses:
     Cost of Goods Sold                           1,588,223        263,862
     Sales and marketing                            134,573        468,717
     Research and development                       116,741        314,002
     General and administrative                     277,658        344,484
     Interest, net                                    7,476        125,834
     Writedown of Assets to net realizable value    109,729          -
                                                 ----------     ----------
          Total expenses                         $2,234,400     $1,516,899

Net loss                                          $(467,408)     $(747,319)

Loss per common share                                  $(.03)         $(.10)

Weighted average common shares outstanding        16,247,575      7,201,702


SEE ACCOMPANYING NOTES.

                              US MEDICAL PRODUCTS, INC.
                               STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                           Three months ended
                                                             March 31, 1997
                                                           1997        1996
                                                       ----------------------
Operating Activities
Net (loss)                                             $(467,408)  $  (747,319)
Adjustments to reconcile net loss to net cash
  used in operating activities
   Writedown of assets to Net Realizable Value           109,729
   Depreciation & Amortization                           127,028       122,258
   Issuance of notes payable in lieu of payment fot item     118           816
Changes in assets & liabilities
   Decrease (Increase) in accounts receivable, net       193,686       (67,344)
   Decrease (Increase) in inventories                  1,386,465    (1,019,193)
   Decrease (increase) in prepaid expenses              (146,604)       36,378
  (Increase) in other assets                             (27,000)       (4,615)
   Increase (decrease)in accounts payable and
     accrued expenses                                   (418,807)      309,344
   Increase (decrease) in other liabilities              146,067            --
                                                       ---------    ----------
Net cash used in operating activities                    903,156    (1,324,436)

Investing activities
   Sale of furniture and equipment                        21,911            --
   Purchase of furniture and equipment                   (48,147)     (181,935)
                                                       ---------    ----------
Net cash used in investing activities                    (26,236)     (181,935)

Financing Activities
   Proceeds from the issuance of notes payable-
     investor                                            165,000     1,461,000
   Payments on notes payable                          (1,000,000)      (26,522)
   Payments on capital lease obligations                 (10,398)       (9,313)
                                                       ---------    ----------
Net cash provided by financing activities               (845,398)    1,425,165

Net decrease in cash and cash equivalents                 31,522       (81,206)

Cash and cash equivalents at beginning of period          25,102        89,372
                                                       ---------    ----------

Cash and cash equivalents at end of period                56,624         8,166

Supplemental research transaction:
   Stock issued upon conversion of note
   by majority shareholder                                         $ 1,849,449

SEE ACCOMPANYING NOTES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


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

    The Company is also currently negotiating to sell substantially all of its assets to Hayes Medical, Inc., a California corporation ("Hayes Medical") for a secured promissory note in the principal amount of 56.25% of the agreed upon book value of the assets, less certain liabilities of the Company to be assumed by Hayes Medical at closing and less a cash payment to be made of approximately $300,000. The Company is also currently negotiating an agreement to sell its intellectual property to Hayes Medical for a consideration of approximately $550,000.

    Effective February 1, 1997, the Company entered into a "worldwide exclusive distribution agreement" with an affiliate of Hayes Medical (the "Distributor"). In conjunction with this agreement, the Company sold to the Distributor inventory with a book value of $1.78 million dollars in exchange for a cash purchase price of 56.25% of the net book value of such inventory ($1.0 million). The Distributor also agreed to purchase additional inventory with a net book value of $.533 million in exchange for a cash purchase price of 56.25% of the inventory's book value ($.3 million dollars). Any additional purchases by the Distributor pursuant to the worldwide distribution agreement will be made at 60% of the Company's list price. See "Subsequent Events".

RESULTS OF OPERATIONS

    REVENUE.   The Company's total revenue increased from $769,580 for the three month period ended March 31, 1996 to $1,766,992 for the same period in 1997. The Company's revenue is primarily derived from the sale of orthopedic implant devices together with corresponding surgical instruments. The increase in total revenue from 1996 to 1997 was primarily attributable to the worldwide distribution agreement entered into with the Hayes Medical affiliate.

    COSTS OF GOODS SOLD. Costs of goods sold increased from $263,862 for the three month period ended March 31, 1996 to $1,588,223 for the same period in 1997. Costs of goods sold includes the cost of materials, manufacturing costs, related production costs and allocated overhead costs. As a result of the distributorship agreement, the gross margin decreased from 65.7 % for the three month period ended March 31, 1996 to 10.1% for the same period in 1997.

    SALES AND MARKETING. Sales and marketing expense decreased from $468,717 for the three month period ended March 31, 1996 to $134,573 for the same period in 1997. The decrease in Sales and Marketing expenses is attributable to the decrease in expenses due to the worldwide distribution agreement.

    RESEARCH AND DEVELOPMENT. Research and development expense decreased from $314,002 for the three month period ended March 31, 1996 to $116,741 for the same period in 1997. The primary components of research and development expense are salaries and development costs associated with the primary knee implant/instrument system. The development costs include creation of models, prototypes, test parts, product testing and preproduction of clinical implants and instruments for product evaluation prior to final release.

    GENERAL AND ADMINISTRATIVE. General and administrative expense decreased from $344,484 for the three month period ended March 31, 1996 to $277,658 for the same period in 1997. The primary components of general and administrative expense are salaries, including those for the Company's finance and administration staff, and all components of corporate overhead not charged to inventory.

    Interest for the three month period ended March 31, 1996 in the amount of $125,834 is primarily attributable to the note held by the Company on behalf of Smith Management, the company's majority shareholder at the time. Interest for the same period in 1997, in the amount of $7,476 is due to the Company's current majority shareholder, Metrax Medical, Inc., and various equipment lease notes.

    The Company incurred a net loss for the three month period ended March 31, 1997 of $467,408, or ($0.03) per share. This net loss compares to the loss in 1996 of $747,319, or ($0.10) per share.

    The Company intends to sell substantially all of its assets to Hayes Medical at approximately 56.25% of book value. While there can be no assurance that this sale will be consummated, it indicates an impairment in value of the Company's assets. As a result, the Company has recorded a writedown of inventory and fixed assets of $109,729 for the quarter ended March 31, 1997.

LIQUIDITY & FINANCING:

    On August 19, 1996, Durian Securities, Inc., a private investment company managed and administered by Smith Management Co., Inc., sold its holdings in the Company and its notes receivable from the Company with a face value of $1,100,000 to Metrax Medical, Inc. ("MMI)". In January 1997, the Company paid $1,000,000 to MMI as payment on this debt . MMI used a majority of these proceeds to satisfy its obligations to Durian, thereby removing the encumbrances on the Company's assets which were collateralizing the MMI's note payable to Durian and loaned $165,000 to the Company to reduce accounts payable.


SUBSEQUENT EVENTS:

    On April 7, 1997, the Company signed an amendment to the "world wide exclusive distribution agreement," whereby up to an additional $700,000 of inventory may be purchased at a price of 30% above cost (prior to valuation reserves) for new inventory or 56.25% of fully burdened cost (prior to valuation reserves) for existing inventory. Additional future purchases made under this agreement, if any, will be made at a price to be agreed upon by both parties.

                              PART II-OTHER INFORMATION

Item 1.       Legal Proceedings

    The Company is involved in certain claims arising in the normal course of business. It is unable to say at this time the extent to which these matters will be pursued by the claimants or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

Item 2.         Changes in Securities

          None

Item 3.         Defaults Upon Senior Securities

          Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders

          None

Item 5.         Other Information

          See Subsequent Events

Item 6.         Exhibits and Reports on Form 8-K

      a.   Exhibits on this Form 10-QSB

           None

      b.   Reports on Form 8-K

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.



                                       U.S. Medical Products, Inc.
                                       Registrant


                                       /s/ FREDERICK MINDERMANN
                                       ----------------------------
                                       Frederick Mindermann
                                       Chief Executive Officer

                                       May 20, 1997



                                       /s/ CHERYL SEALE
                                       ------------------------------
                                       Cheryl Seale
                                       Director - Finance and Administration

                                       May 20, 1997