Form 10QSB
period 1997-06-30
U S MEDICAL PRODUCTS INC
filed 1997-08-19
CIK 919168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


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


Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---

The number of shares outstanding as of August 18, 1997 is 16,247,575.

This document consists of 10 sequentially numbered pages of which this is page 1.

                          PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            US MEDICAL PRODUCTS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)

Assets

Current Assets
     Cash and cash equivalents                            $    241,137
     Accounts Receivable, net                                  337,863
     Inventory                                               1,726,105
     Prepaid Expenses                                          292,657
                                                          ------------
          Total Current Assets                               2,597,762

Property and Equipment, net                                    647,161
Other Assets                                                   210,835
                                                          ------------
     Total Assets                                         $  3,455,758
                                                          ------------
                                                          ------------

Liabilities and Stockholder's Equity

Current liabilities:
     Accounts payable                                     $  2,077,263
     Accrued expenses                                          139,532
     Current portion of capital lease obligations               43,706
     Current portion of note payable                           175,326
     Other Liabilities                                         820,337
                                                          ------------
          Total Current Liabilities                          3,256,164
Long-term portion of capital lease obligations                  52,664
                                                          ------------
     Total Liabilities                                       3,308,828

Stockholder's Equity
     Common stock, no par value
         40,000,000 shares authorized
           16,247,575 issued and outstanding

                                                            15,838,008
     Accumulated deficit                                   (15,691,078)
                                                          ------------
          Total stockholder's equity                           146,930

Total liabilities and stockholder's equity                $  3,455,758
                                                          ------------

                            US MEDICAL PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            JUNE 30
                                                       1997           1996
                                                   --------------------------
Revenues                                           $   373,060   $  1,212,147
Gain on Sale of Assets                                 533,763

Expenses:
     Cost of Goods Sold                                362,881        527,872
     Sales and marketing                               119,271        543,118
     Research and development                           69,731        242,144
     General and administrative                        172,377        366,622
     Interest, net                                      23,958        143,246
     Writedown of Assets to net realizable value       157,017           -
                                                   -----------   ------------
          Total expenses                           $   905,235   $  1,823,002

Net gain/(loss)                                    $     1,588   $   (610,855)

Loss per common share                                    $(.00)         $(.04)

Weighted average common shares outstanding          16,247,575     16,247,575

                            US MEDICAL PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                       1997           1996
                                                   --------------------------
Revenues                                           $ 2,140,052   $  1,981,727
Gain on Sale of Assets                                 533,763

Expenses:
     Cost of Goods Sold                              1,951,104        791,734
     Sales and marketing                               253,844      1,011,835
     Research and development                          186,472        556,146
     General and administrative                        450,035        711,106
     Interest, net                                      31,434        269,080
     Writedown of Assets to net realizable value       266,746           -
                                                   -----------   ------------
          Total expenses                           $ 3,139,635   $  3,339,901

Net loss                                           $  (465,820)  $ (1,358,174)

Loss per common share                                    $(.03)         $(.10)


Weighted average common shares outstanding          16,247,575     13,179,006

                            US MEDICAL PRODUCTS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                                 1997                1996
                                                           --------------------------------
Operating Activities
Net (loss)                                                 $  (465,820)      $  (1,358,174)
Adjustments to reconcile net loss to net cash
     used in operating activities
       Writedown of assets to Net Realizable Value             266,746
       Depreciation & Amortization                             155,892             241,169
       Issuance of notes payable in lieu of payment
          for interest                                                             217,546
Changes in assets & liabilities
       Decrease (Increase) in accounts receivable, net         343,165            (457,999)
       Decrease (Increase) in inventories                    1,370,791          (1,935,174)
       (Increase) in prepaid expenses                         (148,424)            (31,855)
       (Increase) in other assets                              (69,821)            (56,627)
       Increase (decrease)in accounts payable and
          accrued expenses                                    (633,590)          1,191,327
       Increase in other liabilities                           426,870               -
                                                            ----------         -----------
Net cash used in operating activities                        1,245,809          (2,151,002)

Investing activities
       Sale of furniture and equipment                          48,296
       Purchase of furniture and equipment                     (48,108)           (801,571)
                                                            ----------         -----------
Net cash used in investing activities                              188            (801,571)

Financing Activities
       Proceeds from the issuance of notes payable-
           investor                                            165,000           2,906,000
       Proceeds from issuance of notes payable-other                                77,805
       Payments on notes payable                            (1,175,000)            (57,100)
       Payments on capital lease obligations                   (19,962)            (18,141)
                                                            ----------         -----------
Net cash provided by financing activities                   (1,029,962)          2,908,565

Net increase(decrease) in cash and cash equivalents            216,035             (44,008)

Cash and cash equivalents at beginning of period                25,102              89,372
                                                            ----------         -----------
Cash and cash equivalents at end of period                     241,137              45,363
Supplemental noncash transactions:
         Stock issued upon conversion of note by
         majority shareholder                                                 $  1,849,449


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

GENERAL

          The Company was formed in March 1991, to develop, manufacture and market medical and surgical products at prices lower than those of competing products. Its products are joint reconstructive devices, namely the Consensus -Registered Trademark- Knee, Hip and Bipolar Systems (the "Consensus Products"), consisting of prostheses that replace all or a part of the patient's diseased or fractured joint, together with the specialized surgical instruments used to implant these devices. The Consensus Products are designed to be substantially equivalent to other highly featured joint replacement systems on the market. However, both the implant devices and surgical instruments comprising the Consensus Products incorporate certain distinctive features designed to accommodate the preferences of orthopedic surgeons.

     The Company has entered into an agreement to sell substantially all of its assets to Hayes Medical, Inc., a California corporation ("Hayes Medical") for a secured promissory note in the principal amount of 56.25% of the agreed upon book value of the assets, less certain liabilities of the Company to be assumed by Hayes Medical at closing and less a cash payment to be made of approximately $300,000. On May 20, 1997 the Company sold its intellectual property to Hayes Medical for a consideration of $400,000 cash and a note in the amount of $150,000.

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

RESULTS OF OPERATIONS

     REVENUE.   The Company's total revenue decreased from $1,212,147 for the three month period ended June 30, 1996 to $373,060 for the same period in 1997. The Company's total revenue increased from $1,981,727 for the six month period ended June 30, 1996 to $2,140,052 for the same period in 1997. The Company's revenue is primarily derived from the sale of orthopedic implant devices together with corresponding surgical instruments. The change in total revenue from 1996 to 1997 is primarily attributable to the worldwide distribution agreement entered into with the Hayes Medical affiliate.

     COSTS OF GOODS SOLD. Costs of goods sold decreased from $527,872 for the three month period ended June 30, 1996 to $362,881 for the same period in 1997. Costs of goods sold increased from $791,734 for the six month period ended June 30, 1996 to $1,951,104 for the same period in 1997. Costs of goods sold includes the cost of materials, manufacturing costs, related production costs and allocated overhead costs. As a result of the distributorship agreement, the gross margin decreased from 60.0 % for the six month period ended June 30, 1996 to 8.8% for the same period in 1997.

     SALES AND MARKETING. Sales and marketing expense decreased from $543,118 for the three month period ended June 30, 1996 to $119,271 for the same period in 1997. Sales and marketing expense decreased from $1,011,835 for the six month period ended June 30, 1996 to $253,844 for the same period in 1997. The decrease in Sales and Marketing expenses is attributable to the decrease in expenses due to the worldwide distribution agreement.

     RESEARCH AND DEVELOPMENT. Research and development expense decreased from $242,144 for the three month period ended June 30, 1996 to $69,731 for the same period in 1997. Research and development expense decreased from $556,146 for the six month period ended June 30, 1996 to $186,472 for the same period in 1997. The primary components of research and development expense are salaries and development costs associated with the primary knee implant/instrument system. The development costs include creation of models, prototypes, test parts, product testing and preproduction of clinical implants and instruments for product evaluation prior to final release.

     GENERAL AND ADMINISTRATIVE. General and administrative expense decreased from $366,622 for the three month period ended June 30, 1996 to $172,377 for the same period in 1997. General and administrative expense decreased from $711,106 for the six month period ended June 30, 1996 to $450,035 for the same period in 1997. The primary components of general and administrative expense are salaries, including those for the Company's finance and administration staff, and all components of corporate overhead not charged to inventory.

     Interest for the six month period ended June 30, 1996 in the amount of $269,080 is primarily attributable to the note held by the Company on behalf of Smith Management, the company's majority shareholder at the time. Interest for the same period in 1997, in the amount of $31,434 is due to the Company's current majority shareholder, Metrax Medical, Inc., and various equipment lease notes.

     The Company sold its intellectual property to Hayes Medical, Inc. on May 20, 1997. As a result, the Company recognized a gain on this sale of $533,763.

     The Company incurred a net loss for the six month period ended June 30, 1997 of $465,820, or ($0.03) per share. This net loss compares to the loss in 1996 of $1,358,174, or ($0.10) per share.

     The Company intends to sell substantially all of its assets to Hayes Medical at approximately 56.25% of book value. While there can be no assurance that this sale will be consummated, it indicates an impairment in value of the Company's assets. As a result, the Company has recorded a writedown of inventory and fixed assets of $266,746 for six months ending June 30, 1997.

LIQUIDITY & FINANCING:

     On August 19, 1996, Durian Securities, Inc., a private investment company managed and administered by Smith Management Co., Inc., sold its holdings in the Company and its notes receivable from the Company with a face value of $1,100,000 to Metrax Medical, Inc. ("MMI)". In January 1997, the Company paid $1,000,000 to MMI as payment on this debt . In May 1997, the Company repaid the remaining $100,000 of this debt. MMI used a majority of these proceeds to satisfy its obligations to Durian, thereby removing the encumbrances on the Company's assets which were collateralizing the MMI's note payable to Durian and loaned $165,000 to the Company to reduce accounts payable. In April, the Company repaid MMI $75,000 of the $165,000 loan.

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

               None

Item 6.        Exhibits and Reports on Form 8-K

          a.   Exhibits on this Form 10-QSB

               None

          b.   Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.



                                        U.S. Medical Products, Inc.
                                        Registrant


                                         /s/ FREDERICK MINDERMANN
                                        ____________________________
                                        Frederick Mindermann
                                        Chief Executive Officer
                                        August 19, 1997



                                        /s/ CHERYL SEALE
                                        ____________________________
                                        Cheryl Seale
                                        Director - Finance and Administration
                                        August 19, 1997