Form 10KSB/A
period 1996-12-31
U S MEDICAL PRODUCTS INC
filed 1997-08-27
CIK 919168

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

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The following table sets forth high and low trade prices of the shares of Common Stock of the Company for each quarterly fiscal period of 1996 and 1995, based on information received from the Boston Stock Exchange. As of July 1997, the number of beneficial owners of the Company's Common Stock known to the Company was 554, and the number of record holders was 165.

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

     COSTS OF GOODS SOLD. Costs of goods sold decreased from $1,913,758 in 1995 to $1,719,918 in 1996. Costs of goods sold includes the cost of materials, manufacturing costs, related production costs and allocated overhead costs. The decrease in costs of goods sold from 1995 to 1996 was primarily due to the reduction in inventory shrinkage due to improved controls over inventory. As a result of these improved inventory controls the Company's book-to-physical adjustment in 1996 was a positive adjustment of $11,250 compared to a negative adjustment of approximately $400,000 in 1995. The company has revised its management discussion and analysis regarding cost of sales to reflect this.

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

                                   U.S. Medical Products, Inc.
                                   Registrant


                                   /s/ CHERYL SEALE
                                   -------------------------------------
                                   Cheryl Seale
                                   Director - Finance and Administration
                                   (Principal Financial Officer)
                                   August 27, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ FREDERICK MINDERMANN
----------------------------         Chief Executive Officer;   August 27, 1997
Frederick Mindermann                 Director


/s/ THOMAS OTTO
----------------------------         Director; President        August 27, 1997
Thomas Otto


/s/ HEINZ BUCHER
----------------------------         Director                   August 27, 1997
Heinz Bucher

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

For the years ended December 31, 1996 and 1995, the Company reported net losses of $5,451,513 and $3,357,279, respectively. The Company has signed a letter of intent to sell substantially all of its assets at approximately 56 percent of historical cost. While there can be no assurance that this transaction will be consummated, it indicates an impairment in value of the Company's assets. Accordingly, the Company has recorded a writedown of $3,325,000 ($2,615,000 to inventory, $625,000 to fixed assets, and $85,000 to other assets) in the year ended December 31, 1996, to reflect this impairment.

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

                           U.S. Medical Products, Inc.

10. STOCK OPTIONS (CONTINUED)

Pro forma information regarding net income and earnings per share is required for 1996 and 1995 by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

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