Form 10QSB/A
period 1997-06-30
U S MEDICAL PRODUCTS INC
filed 1997-09-25
CIK 919168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
                                                          ------------

                            US MEDICAL PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            JUNE 30
                                                       1997           1996
                                                   --------------------------
Revenues                                           $   373,060   $  1,212,147

Expenses:
     Cost of Goods Sold                                362,881        527,872
     Sales and marketing                               119,271        543,118
     Research and development                           69,731        242,144
     General and administrative                        172,377        366,622
     Interest, net                                      23,958        143,246
     Writedown of Assets to net realizable value       157,017           -
                                                   -----------   ------------
          Total expenses                           $   905,235   $  1,823,002

Operating loss                                        (532,175)      (810,855)

Gain on Sale of Assets                                 533,763

Net gain/(loss)                                    $     1,588   $   (610,855)

Loss per common share                                    $(.00)         $(.04)

Weighted average common shares outstanding          16,247,575     16,247,575

                            US MEDICAL PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                       1997           1996
                                                   --------------------------
Revenues                                           $ 2,140,052   $  1,981,727

Expenses:
     Cost of Goods Sold                              1,951,104        791,734
     Sales and marketing                               253,844      1,011,835
     Research and development                          186,472        556,146
     General and administrative                        450,035        711,106
     Interest, net                                      31,434        269,080
     Writedown of Assets to net realizable value       266,746           -
                                                   -----------   ------------
          Total expenses                           $ 3,139,635   $  3,339,901

Operating loss                                        (999,583)    (1,358,174)

Gain on Sale of Assets                                 533,763

Net loss                                           $  (465,820)  $ (1,358,174)

Loss per common share                                    $(.03)         $(.10)


Weighted average common shares outstanding          16,247,575     13,179,006

                            US MEDICAL PRODUCTS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                                 1997                1996
                                                           --------------------------------
Operating Activities
Net (loss)                                                 $  (465,820)      $  (1,358,174)
Adjustments to reconcile net loss to net cash
     used in operating activities
       Writedown of assets to Net Realizable Value             266,746
       Gain on sale of assets                                 (533,763)               -
       Depreciation & Amortization                             155,892             241,169
       Issuance of notes payable in lieu of payment
          for interest                                                             217,546
Changes in assets & liabilities
       Accounts receivable, net                                343,165            (457,999)
       Inventories                                           1,370,791          (1,935,174)
       Prepaid expenses                                       (148,424)            (31,855)
       Other assets                                            (63,942)            (56,627)
       Accounts payable and accrued expenses                  (633,590)          1,191,327
       Other liabilities                                       426,870                -
                                                            ----------         -----------
Net cash provided by (used in) operating activities            845,809          (2,151,002)

Investing activities
       Proceeds from sale of assets                            400,000                -
       Sale of furniture and equipment                          48,296
       Purchase of furniture and equipment                     (48,108)           (801,571)
                                                            ----------         -----------
Net cash provided by (used in) investing activities            400,188            (801,571)

Financing Activities
       Proceeds from the issuance of notes payable-
           investor                                            165,000           2,906,000
       Proceeds from issuance of notes payable-other                                77,805
       Payments on notes payable                            (1,175,000)            (57,100)
       Payments on capital lease obligations                   (19,962)            (18,141)
                                                            ----------         -----------
Net cash provided by (used in) financing activities         (1,029,962)          2,908,565

Net increase(decrease) in cash and cash equivalents            216,035             (44,008)

Cash and cash equivalents at beginning of period                25,102              89,372
                                                            ----------         -----------
Cash and cash equivalents at end of period                     241,137              45,363
Supplemental noncash transactions:
         Stock issued upon conversion of note by
         majority shareholder                                                 $  1,849,449

Note receivable obtained in sale of assets                    $150,000

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

RESULTS OF OPERATIONS

     REVENUE.   The Company's total revenue decreased from $1,212,147 for the three month period ended June 30, 1996 to $373,060 for the same period in 1997. The Company's total revenue increased from $1,981,727 for the six month period ended June 30, 1996 to $2,140,052 for the same period in 1997. The Company's revenue is primarily derived from the sale of orthopedic implant devices together with corresponding surgical instruments. The change in total revenue from 1996 to 1997 is primarily attributable to the worldwide distribution agreement entered into with the Hayes Medical affiliate. National Medical Specialty (NMSI). NMSI stocks inventory for distribution to former usmp distributors. Although sold at a discount, the amount of inventory sold to NMSI for their distribution was greater in the first six months of 1997, than the inventory sold to usmp distributors in the first six months of 1996.

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



                                        U.S. Medical Products, Inc.
                                        Registrant


                                         /s/ FREDERICK MINDERMANN
                                        ____________________________
                                        Frederick Mindermann
                                        Chief Executive Officer
                                        September 25, 1997



                                        /s/ CHERYL SEALE
                                        ____________________________
                                        Cheryl Seale
                                        Director - Finance and Administration
                                        September 25, 1997